Form 10-K
period 2022-12-31
GM Financial Automobile Leasing Trust 2021-1
filed 2023-03-16
CIK 1837523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐        No ☒

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
ITEM 9B.    OTHER INFORMATION

None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Not applicable
	(2)	Not applicable
	(3)	As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1
Indenture, dated as of January 5, 2021, among GM Financial Automobile Leasing Trust 2021-1, AmeriCredit Financial Services, Inc., d/b/a/ GM Financial, as Servicer, and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Indenture Trustee (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2021-1 with the SEC on February 26, 2021), as amended by that certain Omnibus Amendment, dated as of October 3, 2022, among GM Financial Automobile Leasing Trust 2021-1, AmeriCredit Financial Services, Inc., d/b/a GM Financial, GMF Leasing LLC, ACAR Leasing Ltd., APGO Trust, Computershare Trust Company, N.A., Wells Fargo Bank, N.A. and Wilmington Trust Company (incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2021-1 with the SEC on October 3, 2022).

Exhibit 4.3
Amended and Restated Trust Agreement, dated as of January 5, 2021, between GMF Leasing LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2021-1 with the SEC on February 26, 2021), as amended by that Omnibus Amendment, dated as of October 3, 2022, among GM Financial Automobile Leasing Trust 2021-1, AmeriCredit Financial Services, Inc., d/b/a GM Financial, GMF Leasing LLC, ACAR Leasing Ltd., APGO Trust, Computershare Trust Company, N.A., Wells Fargo Bank, N.A. and Wilmington Trust Company (incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2021-1 with the SEC on October 3, 2022).

Exhibit 4.5
2021-1 Exchange Note Supplement, dated as of January 5, 2021, among ACAR Leasing Ltd., as Borrower, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Lender and Servicer, and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 4.5 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2021-1 with the SEC on February 26, 2021), as amended by that Omnibus Amendment, dated as of October 3, 2022, among GM Financial Automobile Leasing Trust 2021-1, AmeriCredit Financial Services, Inc., d/b/a GM Financial, GMF Leasing LLC, ACAR Leasing Ltd., APGO Trust, Computershare Trust Company, N.A., Wells Fargo Bank, N.A. and Wilmington Trust Company (incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2021-1 with the SEC on October 3, 2022).

Exhibit 4.5.1
Third Amended and Restated Credit and Security Agreement, dated as of October 3, 2022, among ACAR Leasing Ltd., as Borrower, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Lender and Servicer, and Computershare Trust Company, N.A., as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 4.5 of the Current Report on Form 8-K filed by ACAR Leasing Ltd. (File No. 333-261801-01) with the SEC on October 3, 2022).

Exhibit 10.1
2021-1 Exchange Note Sale Agreement, dated as of January 5, 2021, between AmeriCredit Financial Services, Inc., d/b/a GM Financial and GMF Leasing LLC, as Depositor (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2021-1 with the SEC on February 26, 2021).

Exhibit 10.2
2021-1 Exchange Note Transfer Agreement, dated as of January 5, 2021, between GMF Leasing LLC., as Transferor and GM Financial Automobile Leasing Trust 2021-1, as Transferee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2021-1 with the SEC on February 26, 2021).

Exhibit 10.3	Fourth Amended and Restated Servicing Agreement, dated as of October 3, 2022, among ACAR Leasing Ltd., as Titling Trust, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Servicer, APGO Trust, as Settlor, and Computershare Trust Company, N.A., as Collateral Agent (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by ACAR Leasing Ltd. (File No. 333-261801-01) with the SEC on October 3, 2022).

Exhibit 10.4
2021-1 Servicing Supplement, dated as of January 5, 2021, among ACAR Leasing Ltd, as Titling Trust, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Servicer, and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Collateral Agent and Indenture Trustee, (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2021-1 with the SEC on February 26, 2021).

Exhibit 10.5
Asset Representations Review Agreement, dated as of January 5, 2021, among GM Financial Automobile Leasing Trust 2021-1, AmeriCredit Financial Services, Inc., d/b/a GM Financial and Clayton Fixed Income Services LLC, as Asset Representation Reviewer (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2021-1 with the SEC on February 26, 2021).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1
Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2022.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Computershare Trust Company, N.A.)

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1
Administration Agreement, dated as of January 5, 2021, among GMF Leasing LLC, as Depositor, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Administrator, Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Indenture Trustee (incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2021-1 with the SEC on February 26, 2021), as amended by that certain Omnibus Amendment, dated as of October 3, 2022, among GM Financial Automobile Leasing Trust 2021-1, AmeriCredit Financial Services, Inc., d/b/a GM Financial, GMF Leasing LLC, ACAR Leasing Ltd., APGO Trust, Computershare Trust Company, N.A., Wells Fargo Bank, N.A. and Wilmington Trust Company (incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2021-1 with the SEC on October 4, 2022).

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
ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS

The sponsor is subject to various pending and potential legal and regulatory proceedings in the ordinary course of business, including litigation, arbitration, claims, investigations, examinations, subpoenas and enforcement proceedings. Some litigation against the sponsor could take the form of class actions. The outcome of these proceedings is inherently uncertain, and thus the sponsor cannot confidently predict how or when proceedings will be resolved. An adverse outcome in one or more of these proceedings could result in substantial damages, settlements, fines, penalties, diminished income or reputational harm to the sponsor, and could materially and adversely affect the interests of the noteholders or the servicer’s ability to perform its duties under the Transaction Documents.

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description
Exhibit 33.1
Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2022.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Computershare Trust Company, N.A.).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.
ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description
Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GMF Leasing LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	GMF LEASING LLC,
as Depositor

By:	/s/ Susan B. Sheffield
	Name:	Susan B. Sheffield
	Title:	Executive Vice President and Chief Financial Officer
	Dated:	March 3, 2023

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